Form 10-K/A
period 2002-12-31
CORPORATE BOND BACKED CERT TRUST SERIES 1996-DHC-1
filed 2003-04-01
CIK 1059430

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                      ----

                                  FORM 10-K/A

                                AMENDMENT NO. 1

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

                                    Lehman ABS Corporation, As Depositor for the
                                    Trusts (the "Registrant")



Dated:  March 31, 2003              By:   /s/ Rene Canezin
                                       -----------------------------------------
                                    Name:  Rene Canezin
                                    Title: Senior Vice President

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

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: The Bank Of New York.




                                        By:  /s/ Rene Canezin
                                           ---------------------------------
                                        Name:  Rene Canezin
                                        Title: Senior Vice President
                                        Date:  March 31, 2003